Form 10-Q
period 2016-01-31
Global Quest Ltd.
filed 2016-03-16
CIK 1649676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes  [  ] No

As of January 31, 2016, there were 10,050,000 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                      CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

GLOBAL QUEST LTD
BALANCE SHEETS

	January 31, 2016	April 30, 2015
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$31,983	$32,728

Total assets	31,983	32,728

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loan from related Party	27,509	1,119
Total Liabilities	$27,509	$1,119

Stockholders' deficit:
Common stock; authorized 100,000,000; 10,050,000 shares at $0.001 par issued and outstanding at January 31, 2015	10,050	10,050
Additional Paid in Capital	29,466	27,450
Deficit accumulated	(35,042)	(5,891)

Total stockholders' equity	$4,474	$31,609

Total liabilities and stockholders' equity	$31,983	$32,728

The accompanying notes are an integral part of these condensed financial statements

GLOBAL QUEST LTD
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Period Ended January 31, 2016	For the Nine Month Period Ended January 31, 2016

Revenue	$-	$-

Operating Expenses

General and administrative	3,710	27,136
Total Operating Expenses	3,710	27,136

Other Expenses
Interest expense	696	2,015
Net loss for the period	$(4,406)	$(29,151)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	10,050,000	10,050,000

The accompanying notes are an integral part of these condensed financial statements

GLOBAL QUEST LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Nine Month Period Ended January 31, 2016
Cash Flows From Operating Activities:
Net loss:	$(29,151)
Adjustment to reconcile net loss to cash used in operating activities
Interest expense	2,016
Net cash used in operating activities	(27,135)

Cash flows from financing activities:
Loans from related party	26,390
Net cash provided by financing activities	26,390

Increase (Decrease) in cash during the period	(745)
Cash, beginning of period	32,728
Cash, end of period	$31,983

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-
Interest	$-

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

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of January 31, 2016 and April 30, 2015, there were no cash equivalents.

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

GLOBAL QUEST LTD.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

Basic and Diluted Earnings (loss) Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the six months ended January 31, 2016, there were no potentially dilutive securities.

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

NOTE 4 – STOCK SUBSCRIPTIONS RECEIVED

Between January 16, 2015 and April 30, 2015 the Company received $37,500 for common stock subscriptions. 7,000,000 of these shares were subscribed for by the officers and directors of the Company at $.001 per share. The remaining 3,050,000 shares were subscribed for by third parties at $.01 per share. At January 31, 2016, the Company has issued all shares related to these common stock subscriptions.

NOTE 5 - LOAN FROM RELATED PARTY

As of January 31, 2016 the Company received advances totaling $27,509 from the CEO of the Company, the advance is unsecured, non-interest bearing and is due upon demand giving 30 days written notice to the borrower. The imputed interest recorded for the three and nine months period ended January 31, 2016 is $696 and $2,015, respectively.

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

RESULTS OF OPERATIONS

Working Capital

	At January 31, 2016	At April 30, 2015
Current Assets	$31,983	$32,728
Current Liabilities	27,509	1,119
Working Capital	$4,474	$31,609

Cash Flows

Nine Months Ended January 31, 2016
Cash Flows used in Operating Activities	$(27,135)
Cash Flows used in Investing Activities	-
Cash Flows from Financing Activities	26,390
Net Decrease in Cash During Period	$(745)

The decrease in our working capital at January 31, 2016 from the period ended April 30, 2015 is reflective of the current state of our business development.

As of January 31, 2016, we had cash on hand of $31,983.  Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month period ended January 31, 2016 was $3,710.

The net loss for the three month period ended January 31, 2016 was $4,406

Operating expenses for the nine month period ended January 31, 2016 was $27,136.

The net loss for the nine month period ended January 31, 2016 was $29,151

Liquidity and Capital Resources

As of January 31, 2016, the Company’s cash balance was $31,983

As of January 31, 2016, the Company had total liabilities of $27,509

As of January 31, 2016, the Company had a working capital of $4,474

Cashflow from Operating Activities

During the nine month period ended January 31, 2016, the Company used $27,135 of cash for operating activities.

Cashflow from Investing Activities

During the nine month period ended January 31, 2016, the Company paid $0 in investing activities.

Cashflow from Financing Activities

During the nine month period ended January 31, 2016, the Company received $26,390 of cash from financing activities.

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

ITEM 4.                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2016, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Global Quest, Ltd.

Dated: March 16, 2016	By: /s/ Shim Kyoung Hwa
Shim Kyoung Hwa
Chief Executive Officer, Chief Financial Officer, President, Secretary and Director