Form 10-K
period 2016-04-30
Global Quest Ltd.
filed 2016-07-29
CIK 1649676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended April 30, 2016

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER: 000-55541

GLOBAL QUEST, LTD.
(Name of small business issuer in its charter)

NEVADA	47-2845375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

103-1602 Gogi 3, Sujiga, Yonginsi, Geong Gido, Korea
(Address of principal executive offices)

821040427863
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

 Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [  ]

As of April 30, 2016, the last day of registrant’s fiscal year end, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the OTCPK as of April 30, 2016, was approximately $3,050. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of July 18, 2016 the Issuer had 10,050,000 Common shares outstanding

Documents Incorporated By Reference:
None

GLOBAL QUEST, LTD.

INDEX TO ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended April 30, 2016

Cautionary Statement Regarding Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-K. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-Q.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used in this Annual Report, the terms "we", "us", "our", Global” and the “Company” mean Global Quest, Ltd., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

PART I

ITEM 1.      BUSINESS.

Corporate Background

Global Quest Ltd. is a corporation formed under the laws of the State of Nevada on January 16, 2015, whose principal executive offices are located in Seoul Korea. Our principal business is the, marketing, sales via the Internet of online cooking instruction and multi-cultural recipe's under the website www.homechefinternational.com. The Company's business will be founded on its ability to provide multi-cultural recipes and related services, in a low-cost, easy accessible manner.

DESCRIPTION OF BUSINESS

Overview

We were incorporated in the State of Nevada, USA on January 16, 2015 and are based in Seoul Korea. We have not had any bankruptcy, receivership or similar proceeding since incorporation. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We will not seek a merger or acquisition within the next twelve months and we have a specific business plan to execute. Additionally, our auditors have expressed substantial doubt about our ability continue as a going concern.

Business of Issuer

We are in the early stages of our website design, product application and infrastructure build out, and have not as yet engaged in revenue producing activities.  We will provide products and services on a subscription basis to enable a customer to purchase multi-cultural recipes, receive online cooking instruction as well as one on one customer support.

The Internet has proven to be an extraordinary medium for communication, data transmissions and for e-commerce.  Our objective is to list multi-cultural recipes and provide online cooking instruction.   In addition we will initially list traditional Korean recipes and then provide additional recipe’s from different cultures on a regular basis.

The main reason a potential customer may choose us over a more established competitor is that while, other competitors provide a similar service, potential users will have the ability to use the other competitors’ services as well as our own services and our listings, many of which developed and refined by us and will be exclusive to our web site.  Our success is reliant and contingent upon our ability to drive Internet traffic to our website.

Products and Services

Multi-cultural Recipe's
Online cooking instruction
Pastry and Baking Instruction
One on one customer service via Skype (by appointment)

We believe our products will be competitive in the market place and with potential customers as all of our products and services will be available through our website. Customers will be able to subscribe and download from us from our current recipe listings, with us. We believe that our products will prove to be cost effective and easy for users to adopt and use.  We also plan to market our products and services through Google ads and other social media platforms to broaden our exposure to customers.

Pricing of our Services

With respect to pricing of our products and services, we have decided that the most effective pricing of our products and services would be by monthly or annual subscription. Our plan is to charge $1.99 per month for a monthly subscription, or if customers decide subscribe for a year we will charge a onetime fee of $19.99 for an annual subscription.

Marketing

We will strive to position ourselves as an online, cooking instruction and recipe provider. In today's technology driven world, we believe having services with a mobile and online element will position us for growth within the market. We plan to utilize various methods of marketing to gain brand recognition and market acceptance to establish ourselves in the online market place.

We plan to establish a presence in the market, primarily through the use of traditional methods of marketing in conjunction with a viral marketing component geared towards mobile and online viewing. The highlighted points below are an overview of the various marketing channels and strategies we intend to employ. The main goal is to sell our services to individuals over the internet. We also intend to employ third party consultants to assist us in maximizing our online marketing and mobile applications.

•	Search Engine Optimization (SEO),Google add words, and key words.
•	Social media i.e., Facebook, Twitter, etc.
•	Mobile Telephone Networks
•	Referral and Rewards Programs

E Commerce

We have selected PayPal as our online transaction provider. PayPal is located on the Internet at http://www.paypal.com and is a popular transaction provider. This means that our future customers will have the ability to pay us for their subscription and we will not be required to maintain confidential information such as our customer's credit card numbers on our servers. PayPal charges us approximately a 3% transaction fee for every transaction that they clear for us.

Competition

Regarding our competitive position in the industry, we are a new entry into this marketplace and we are not well known. We will compete with numerous providers of online or Internet accessible applications and services companies, many of which have far greater financial and other resources than we do.

Many of these companies have established histories and relationships in providing online applications or systems that enable them to attract talent, marketing support, and financing.  Moreover, proven track records are of paramount consideration in selecting vendors.

While our directors and officers have significant business experience, we, as a company, have no proven track record in the online services industry.  We can provide no assurance that we will be able to successfully market our products or compete within this industry

Intellectual Property

We have no patents, trademarks, franchises, concessions or labor contracts at this time, however, we intend on making application for trademarks in the United States and in the future other jurisdictions, and have no assurance of our ability to continue to use such names in association with the sale of our products and services.

In the future we will enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information and will apply for other protections in the form of patents and copyrights if applicable, in order to fully protect our proprietary software. Failure to provide adequate protection our proprietary rights could expose us to infringement of our rights by other parties and could offer similar services, significantly harming our competitive position and decreasing our revenues.

Government Approvals

We currently do not require approval of any government to offer our products and services. We do not expect that will be any governmental regulations on our business. We are voluntarily not accepting orders from the following countries: Afghanistan, Angola, Cuba, Democratic People's Republic of Korea [North Korea], Eritrea, Federal Republic of Yugoslavia [Serbia and Montenegro], Iran, Iraq, Liberia, Libya, Myanmar [Burma], Rwanda, Sierra Leone, Syria, and Sudan. We expect no costs or effects of compliance of federal, state and local environmental laws on our business.

Employees

We currently have 2 part-time employees, comprising of our officers and directors. None of our employees are subject to collective bargaining agreements.

Subsidiaries

We have no subsidiaries.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.   RISK FACTORS

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. If any events described in the risk factors actually occur, our business, operating results, prospects and financial condition could be materially harmed. In connection with the forward looking statements that appear elsewhere in this annual report, you should also carefully review the cautionary statement referred to under “Cautionary Statement Regarding Forward Looking Statements.”

You should carefully review the risk factors together with all other information contained in this Annual Report on Form 10-K, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. Our risk factors, including but not limited to the risk factors listed below, are as follows:

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS OF OUR BUSINESS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern.

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern.  Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses since our inception.  As of April 30, 2016, we had $14,401 in cash, and accumulated net losses of $54,577 since inception.  If we are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations.  If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

We may not have access to sufficient capital to pursue our business and therefore would be unable to achieve our planned future growth.

We intend to pursue a strategy that includes development of our Company’s business plan.  Currently we have limited capital, which is insufficient to pursue our plans for development and growth.  Our ability to implement our Company’s plans will depend primarily on our ability to obtain additional private or public equity or debt financing.  Such financing may not be available, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us.  Financing exploration plans through equity financing will have a dilutive effect on our common shares.  Our failure to obtain additional capital will have a material adverse effect on our business.

Our common shares have been subject to penny stock regulation in the United States of America.

Our common shares have been subject to the provisions of Section 15(g) and Rule 15g-9 of the (US) Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule.  Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.  The Commission generally defines penny stock to be any equity security that has a market price less than US$5.00 per share, subject to certain exceptions.  Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; issued by a registered investment company; excluded from the definition on the basis of price (at least US$5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission. If our common shares are deemed to be “penny stock”, trading in common shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a shareholder’s ability to buy and sell our common shares.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a client, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that client.  Prior to recommending speculative low priced securities to their non-institutional clients, broker-dealers must make reasonable efforts to obtain information about the client’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some clients.  FINRA requirements make it more difficult for broker-dealers to recommend that their clients buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

As a public company we are subject to complex legal and accounting requirements that will require us to incur significant expenses and will expose us to risk of non-compliance.

As a public company, we are subject to numerous legal and accounting requirements in both Canada and the United States of America that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company.  Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply.  Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us.  We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis privately held and larger public competitors.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets.  Our management team needs to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you. The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer.  The volatility in our share price is attributable to a number of factors.  First our common shares, at times, are thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.  Second, we are a speculative or “risky” investment due to our limited operating history, lack of profits to date and uncertainty of future market acceptance for our potential products. As a consequence, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.  Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our performance.  We cannot make any predictions as to what the prevailing market price for our common shares will be at any time or as to what affect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;  manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in our common share price may subject us to securities litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may in the future be the target of similar litigation.  This type of litigation could result in substantial costs and could divert management’s attention and resources.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) could have a material adverse effect on our business and our operating results.

If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common shares.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting.  In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB.  A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, as it has been for this report, subject to expansion of the size of our Company and our finance department, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify.  However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.  We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.  Any such failure could adversely affect the results of the management evaluations of our internal controls.  Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

Should we lose the services of our key executives, our financial condition and proposed expansion may be negatively impacted.

We depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business.  The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations.  Specifically, we rely on, Shim Kyoung Hwa, our President and CEO, and Shin Dong Hyun, our Secretary.  We do not maintain key man life insurance.  Should we lose any or all of their services and we are unable to replace their services with equally competent and experienced personnel, our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

We do not intend to pay dividends.

We do not anticipate paying cash dividends on our common shares in the foreseeable future.  We may not have sufficient funds to legally pay dividends.  Even if funds are legally available to pay dividends, we may nevertheless decide, in our sole discretion, not to pay dividends.  The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant.  There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and financial condition.

Recently there have been adverse conditions and uncertainty in the global economy as the result of unstable global financial and credit markets, inflation, and recession. These unfavorable economic conditions and the weakness of the credit market may continue to have, an impact on our Company’s business and our Company’s financial condition.

The current global macroeconomic environment may affect our Company’s ability to access the capital markets may be severely restricted at a time when our Company wishes or needs to access such markets, which could have a materially adverse impact on our Company’s flexibility to react to changing economic and business conditions or carry on our operations.

Future issuances of shares for various considerations including working capital and operating expenses will increase the number of shares outstanding which will dilute existing investors and may have a depressive effect on the company's stock price.

There may be substantial dilution to our shareholders purchasing in future offerings as a result of future decisions of the Board of Directors to issue shares without shareholder approval for cash, services, payment of debt or acquisitions.

Public disclosure requirements and compliance with changing regulation of corporate governance pose challenges for our management team and result in additional expenses and costs which may reduce the focus of management and the profitability of our company.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Our offices are currently located at 103-1602 Gogi 3, Sujiga, Yonginsi, Geong Gido, Korea and our telephone number is 821040427863.  As of the date of this filing, we have not sought to move or change our office site as our space is adequate to meet our needs.  We do not own any real property.

ITEM 3.      LEGAL PROCEEDINGS

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)
A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(5)
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(6)
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(7)
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 4.      [MINE SAFETY DISCLOSURES]

Not applicable.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock
Our common stock had been originally quoted on the OTC Bulletin Board on February 25, 2016 under the symbol “GLBB" and since on the Pink Sheets under the symbol "GLBB".

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the quarterly periods indicated below based on our fiscal year end of April 30, 2016. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High	Low
First Quarter (May 1, 2015– July 31, 2015)	$0	$0
Second Quarter (August1, 2015– October 31, 2013)	$0	$0
Third Quarter (November 1, 2015– January 31, 2016)	$0	$0
Fourth Quarter (February 1, 2016– April 30, 2016)	$0	$0
From the period from inception to April 30, 2016 there has not been any trading in the common shares of the Company.

Record Holders

As of April 30, 2016, an aggregate of 10,050,000 shares of our Common Stock were issued and outstanding and were owned by approximately 32  holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

As of April 30, 2016 we not have sold any additional shares of unregistered securities. All of our previously registered shares were acquired from us in private placements  that were exempt from registration under Regulation S of the Securities Act of 1933 and were sold to foreign residents.

The shares include the following:

1.   On February 6, 2015 we issued 7,000,000 shares of common stock pursuant to Section 4(2) of the Securities Act of 1933 at a price of $0.001 per share for cash proceeds of $7,000 to our Officers and directors, These shares have also been stamped with a restricted legend pursuant to Rule 144; and

3.   Between  January 16, 2015 and April 4, 2015 we issued 3,050,000 shares of common stock to non-affiliate Korean residents at a price of $0.01 per share for cash proceeds of $30,500 ( all funds from this offering were received by April 4, 2015); and

The offer and sale of all shares of our common shares and warrants listed above were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act. The Investor acknowledged the following: Subscriber is not a United States Person, nor is the Subscriber acquiring the shares of our common stock and warrants directly or indirectly for the account or benefit of a United States Person. None of the funds used by the Subscriber to purchase the shares of our common stock and warrants have been obtained from United States Persons. For purposes of this Agreement, "United States Person" within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means: (i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person; (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts. Further, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding for additional phases of exploration. We currently believe that debt financing will not be an alternative for funding additional phases of exploration. We do not have any arrangements in place for any future equity financing.

Re-Purchase of Equity Securities

None.

Dividends

              We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or bylaws. Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend we would not be able to pay our debts as they become due in the usual course of business; or except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OPERATIONS ("MD&A")

The following is management’s discussion and analysis (|MD&A”) of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management.

This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

                 The Company's MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company's business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of April 30, 2016 or April 30, 2015.

The discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles generally accepted in the United States (or "GAAP"). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Our principal executive offices for the Registrant are located at 103-1602 Gogi 3, Sujiga, Yonginsi, Geong Gido Korea. The monthly rent for this property and related company expenses are $0 per month and are supplied by the president of our company at no cost to the Company.   We own no real estate or physical property.

PLAN OF OPERATIONS

As of April 30, 2016 and have earned no revenue from operations. Since our inception on January 16, 2015 to April 30, 2015 we have raised $37,500 in equity financing via distributions of unregistered securities to Korean investors using exemptions provided under Regulation S Additionally we have received loans in the amount of $27,509 from our President.

During the next twelve months we anticipate needing additional funds and we are seeking these additional funds via, private placements or additional loans from our officers and directors or current shareholders. No arrangements for additional funds have been completed. We anticipate that a nominal amount of revenue will be earned during our second quarter as our website is currently under construction.

Product Development

We have registered the Internet domain name www.homechefinternational.com. We have commenced design and construction of our website and anticipate being online in September 2016. Our principal business is the, marketing and sales of multi-cultural recipes combined with online cooking instruction as a subscription based business. We are in the early stages of our website design, product application and infrastructure build out, and have not as yet engaged in revenue producing activities.

We will provide products and services to individuals on a subscription basis. Our objective is to complete pre-marketing activities and to actively market and support a commercial product and to earn revenues from individuals via the Internet from our website at www.homechefinternational.com. Our sources of revenue will come from subscriptions for our products i.e. online cooking instruction, multi-cultural recipes and advertising for other companies in the food or hospitality industries. The Company's revenues will be founded on our ability to provide multi-cultural recipes and online cooking instruction in a low-cost, easy to use manner. Since our inception on January 16, 2015 management has continued to implement our business plan.  We have focused our limited resources to develop the usability of our products.  We will maintain a website for our products and services, which will be maintained on servers that will be situated at a hosting service.

Our business plan can be summarized in the categories as outlined below.  We estimate the development period required to complete a commercial implementation of our products and develop commercial sales would be approximately two months at an estimated cost of $5,000. At present we do not have sufficient funds to engage additional employees or contractors to quicken the implementation of our business plan.

While we have limited funding and are in the preliminary state of commercialization of our products and services, management believes it can successfully implement the plan without significant additional funding.  We have no intent or plan to engage in a merger or acquisition with an unidentified company or companies.

Website Development

Our website www.homechefinternational.com is currently under construction and anticipate being posted online during September 2016. Development of our website is being outsourced to a website design company with the cost of the website development and data base development at approximately $5,000. Our website will allow our customers to subscribe online, to gain access to our products and services.  We will offer payment options through PayPal. PayPal is an online payment service owned by eBay Inc. PayPal's website is located on the Internet at http://www.paypal.com. Once completed we do not anticipate having to develop our website further within the next twelve months.

Website Hosting

Once our website is complete we will select a hosting service that can host our website and provide adequate server space. We anticipate this costing approximately $45 per month to host and maintain our website. Over the next twelve months the cost of hosting our website will be $540.

Marketing

We will strive to position ourselves as an online, cooking instruction and recipe provider. In today's technology driven world, we believe having services with a mobile and online element will position us for growth within the market. We plan to utilize various methods of marketing to gain brand recognition and market acceptance to establish ourselves in the online market place.

We plan to establish a presence in the market, primarily through the use of traditional methods of marketing in conjunction with a viral marketing component geared towards mobile and online viewing. The highlighted points below are an overview of the various marketing channels and strategies we intend to employ. The main goal is to sell our services to individuals over the internet. We also intend to employ third party consultants to assist us in maximizing our online marketing and mobile applications.

•	Search Engine Optimization (SEO),Google add words, and key words.
•	Social media i.e., Facebook, Twitter, etc.
•	Mobile Telephone Networks
•	Referral and Rewards Programs

Branding

We plan to utilize various forms of media to promote our brand. Anticipated forms of media include E brochures, Facebook and other social media forums. We will design and utilize the internet as a forum to promote our brand that result in higher quality products. We will strive to regularly update our website to ensure proper informational flow to established and new customers.

Subscription

Once our website is complete and products are ready for sale, purchasers may subscribe and receive our products directly from our website. Upon receipt of the customers subscription fee ($1.99 per month or $19.99 annually). Once subscribed, the subscriber will have access to the recipe's and related services on our website.

Development Costs

Our website is currently construction at a cost of approximately $5,000 for website design, construction and database development. Marketing in the amount of approximately $20,000; and website hosting at a cost of $540 per annum, for a total of $25,540 in development expenditures for the year.

Accounting and Audit

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. We anticipate $300 to assist in the preparation of our quarterly financial statements and $ 1,000 to assist in the preparation of our annual financial statements. Our independent auditor charges us approximately $1,500 to review our quarterly financial statements and approximately $4,500 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $9,500 to pay for our accounting and audit requirements.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues. We cannot guarantee we will be successful in our business operations.

Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

To become profitable and competitive, we have to establish agreements with established service providers and or businesses to enable us to offer these venues to our customers.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to our existing stockholders.

We anticipate that we will need to meet our ongoing cash requirements through the generation of revenue and equity and/or debt financing.  We estimate, but can provide no assurances,  that our expenditures over the next 12 months will be approximately $35,040 . These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital.

If we are not able to raise sufficient funds to fully implement our startup business plan for the next year as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the Securities and Exchange Commission  which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on market awareness, and servicing costs as well as marketing and advertising to social media marketing websites.  We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report in connection with the audit of our financial statements as of April 30, 2016 and 2015 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our financial statements as of April 30, 2016 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

Working Capital

	April 30, 2016	April 30, 2015
Current Assets	$14,401	$32,728
Current Liabilities	$28,740	$1,119
Working Capital Deficit	$(14,339)	$(31,609)

Cash Flows
	Year Ended April 30, 2016	From Inception January 16, 2015 to the Year Ended April 30, 2015
Cash Flows used in Operating Activities	$(44,718)	$(5,891)

Cash Flows provided by Financing Activities	$26,391	$38,619
Net Increase ( Decrease) in Cash During Period	$(18,327)	$32,728

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the year ended April 30, 2016 was $48,686 compared with $5,891 for the year ended April 30, 2015.  The increase in operating expenditures was a result of increased costs of ongoing reporting requirements.

Net loss for the year ended April 30, 2016 was $48,686 compared with net loss of $5,891 for the year ended April 30, 2015. The overall increase in net loss was attributed to the increased costs of ongoing reporting requirements.

Liquidity and Capital Resources

As at April 30, 2016, our cash balance was $14,401 compared to $32,728 as at April 30, 2015 and total assets were $14,401 compared with $32,728 as at April 30, 2015 The decrease in total assets was attributed to the increase of ongoing reporting requirements.

 As at April 30, 2016, we had total liabilities of $28,740 compared with total liabilities of $1,119 as at April 30, 2015. The total liabilities have changed and this has been attributed to the increase in Cash by way of a Directors loan to settle Company obligations.

As at April 30, 2016, we had a working capital deficit of $14,399 compared with $31,609 as at April 30, 2015. The increase in working capital deficit was attributed to the increase of ongoing reporting requirements.

Cashflow from Operating Activities

During the year ended April 30, 2016, we used $44,718 of cash for operating activities compared to the use of $5,891 of cash for operating activities during the year ended April 30, 2015. The increase in cash flows used for operating activities is attributed to the increase of cash from financing activities.

Cashflow from Financing Activities

During the year ended April 30, 2016, the Company received $26,391 of cash from financing activities compared to $38,619 for the year ended April 30, 2015.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its business.

.Recently Issued Accounting Pronouncements

We do not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A. QUANATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.     FINANCIAL STATEMENTS.

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F2

Balance Sheets	F3

Statements of Operations	F4

Statement of Changes in Stockholders' Equity (Deficit)	F5

Statements of Cash Flows	F6

Notes to Financial Statements	F7-10

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Global Quest, Ltd.

We have audited the accompanying balance sheets of Global Quest, Ltd. as of April 30, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Quest, Ltd. as of April 30, 2016 and 2015 and the related statement of operations, changes in stockholders’ equity and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no revenues and earnings since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3, which includes achieving profitable operations and raising additional funds through financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD, LLP

Walnut, CA

July 29, 2016

GLOBAL QUEST, LTD.
BALANCE SHEETS

	April 30, 2016	April 30, 2015

ASSETS

Current assets:
Cash	$14,401	$32,728
Total assets	$14,401	$32,728

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts Payable	1,231	-
Loan from Related Party	27,509	1,119
Total liabilities	28,740	1,119

Stockholders' equity (deficit):
Common stock; authorized 100,000,000; 10,050,000 shares at $0.001 par value issued and outstanding at April 30, 2016 and 2015	10,050	10,050
Additional Paid in Capital	30,188	27,450
Accumulated deficit	(54,577)	(5,891)
Total stockholders' equity (deficit)	(14,339)	31,609

Total liabilities and stockholders' equity (deficit)	$14,401	$32,728

The accompanying notes are an integral part of these financial statements

GLOBAL QUEST, LTD.
STATEMENTS OF OPERATIONS

	For the Year Ended April 30, 2016	For the Period from January 16, 2015 (inception) April 30, 2015

Operating Expenses:
General and administrative	$45,949	$5,891
Total operating expenses	45,949	5,891
Other expenses
Interest expense	2,737	-
Net loss	$(48,686)	$(5,891)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	10,050,000	10,050,000

The accompanying notes are an integral part of these financial statements

GLOBAL QUEST, LTD
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock
	100,000,000 shares authorized				Total
	Shares	Par Value	Additional	Accumulated	Shareholders'
	Issued	$.001 per share	Paid-in-Capital	Deficit	Equity
BALANCE, JANUARY 16 , 2015 (INCEPTION)	-	-	-	-	-
Shares subscribed at $0.001	7,000,000	7,000	-		7,000
Shares subscribed at $0.01	3,050,000	3,050	27,450		30,500
Net loss				(5,891)	(5,891)
BALANCE APRIL 30, 2015	10,050,000	$10,050	$27,450	$(5,891)	$31,609
Imputed Interest	-	-	2,738	-	2,738
Net loss	-	-	-	(48,686)	(48,686)
BALANCE APRIL 30, 2016	10,050,000	$10,050	$30,188	$(54,577)	$(14,339)

GLOBAL QUEST, LTD.
STATEMENTS OF CASH FLOWS

	For the Year Ended April 30, 2016	For the Period from January 16, 2015 (inception) April 30, 2015

Operating Activities:
Net loss	$(48,686)	$(5,891)
Adjustment to reconcile net loss to cash used in operating activities
Imputed interest	2,737	-
Changes in operating assets and liabilities
Accounts Payable	1,231	-
Net cash used in operating activities	(44,718)	(5,891)

Financing activities:
Proceeds from related party loan payable	26,391	1,119
Proceeds from the issuance of common stock	-	37,500

Net cash provided by financing activities	26,391	38,619

Increase in cash during the period	(18,327)	32,728

Cash, beginning of period	32,728	-

Cash, end of period	$14,401	$32,728

Supplemental disclosure of cash flow information:	.
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

             GLOBAL QUEST LTD.
NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of April 30, 2016, there were no cash equivalents.

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
NOTES TO THE FINANCIAL STATEMENTS

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
NOTES TO THE FINANCIAL STATEMENTS

-	Level 1: Quoted prices in active markets for identical assets or liabilities

-
Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Basic and Diluted Earnings (loss) Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of April 30, 2016 and 2015, there were no potentially dilutive securities.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40),” which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company adopted this new standard for the fiscal year ending December 31, 2014.

In April 2015, the FASB issued ASU 2015-3, “Interest - Imputation of Interest (Subtopic 835-30),” related to the presentation of debt issuance costs. This standard will require debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. These costs will continue to be amortized to interest expense using the effective interest method. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, and retrospective adoption is required. We will adopt this pronouncement for our year beginning January 1, 2016. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

GLOBAL QUEST LTD.
NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 4 – INCOME TAXES

No provision was made for federal income tax for the year ended April 30, 2016, since the Company had net operating losses.

The Company has available a net operating loss carry-forward of approximately $54,577, which begins to expire in 2035 unless utilized beforehand. The Company generated a deferred tax asset through the net operating loss carry-forward.  However, a valuation allowance of 100% has been established. The Company has not filed tax returns for the years ended April 30, 2016 and April 30, 2015.

NOTE 5 – STOCK SUBSCRIPTIONS RECEIVED

Between January 16, 2015 and April 30, 2015 the Company received $37,500 for common stock subscriptions. 7,000,000 of these shares were subscribed for by the officers and directors of the Company at $.001 per share. The remaining 3,050,000 shares were subscribed for by third parties at $.01 per share. At April 30, 2015, the Company has issued all shares related to these common stock subscriptions.

NOTE 6 - LOAN FROM RELATED PARTY

During the period from May 4, 2015 to October 31, 2015 the Company received advances totaling $27,509 from a related party, the advance is unsecured, non-interest bearing and is due upon demand giving 30 days written notice to the borrower.  The balance of loan from related party as of April 30, 2016 and April 30, 2015 are $27,509 and $1,119, respectively.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

 ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013").

                A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.
We did not maintain appropriate cash controls – As of April 30, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at April 30, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2016 that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.                        OTHER INFORMATION.

None.

PART III

ITEM 10.                         DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Shim Kyoung Hwa	34	President ,CEO, Treasurer, & Director	January 16,2015
Shin Dong Hyun	47	Secretary& Director	January 16, 2015

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada General Corporate Law. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Biographical Information

Shim Kyoung Hwa:  Shim Kyoung Hwa has acted as our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director since our inception on January 16, 2105. Shim Kyoung Hwa has specific experience and a background in the Culinary Arts Industry. A graduate of the Le Cordon Bleu in 2004, Shim Kyoung Hwa has experience in working in the fast paced environment of commercial kitchens, supervising and overseeing employees. From July 2004 to August 2005 Shim Kyoung Hwa worked as a chef at Marche' Restaurant. From 2005 to Present Shim Kyoung Hwa has worked as a private chef and has assisted in running her family's restaurant (Korea House) a fine dining restaurant specializing in Hanwoo Beef the Korean equivalent to Kobe Beef.

Shin Dong Hyun: Shin Dong Hyun has acted as our as our Secretary, and Director Officer since our inception on January 16, 2015. Shin Dong Hyun has specific experience in the Culinary Arts Industry, particularly in pastry and baking. Shin Dong Hyun attended and graduated from confectionary college in Japan in 1998 and for the last 6 years Shin Dong Hyun worked for the AW Convention Center in the catering department as a supervisor from August 2008 to September of 2013 and from October 2013 to present Shin Dong Hyun works for Gatto Mio commercial bakery in Korea as supervisor. Prior to 2008 Shin Dong Hyun worked for various bakeries and hotels in management or supervisory rolls.

Given that our directors have no previous experience in operating an online business, our directors also lack accounting credentials. However, both directors are well educated in their chosen field and have extensive supervisory skills, business and management experience and are familiar and experienced in the day to day operations of a business.

Significant Employees and Consultants

Identification of Significant Employees

We have no significant employees other than our Board of Directors

Family Relationship

               We currently do not have any officers or directors of our Company who are related to each other.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles.

The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and Independent Registered Public Accounting Firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer.  A written copy of the Code is available on written request to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended April 30, 2016, Forms 5 and any amendments thereto furnished to us with respect to the year ended April 30, 2016, and the representations made by the reporting persons to us, we believe that during the year ended April 30, 2016, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities have not complied with all Section 16(a) filing requirements.

ITEM 11.     EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us since inception on January 16, 2015.

Name and Principal Position	Fiscal Year Ended 6/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shim Kyoung Hwa. President, CEO, Treasurer and Director	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Shin Dong Hyun Secretary and Director	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

       No executive officer received any equity awards, or holds exercisable or un-exercisable options, as of the year ended April 30, 2016.

Option Exercises

In fiscal 2016 and 2015, none of our Named Executive Officers exercised any options to purchase shares of our common stock.

Pension Benefits

We do not have any plan that provides for payments or other benefits at, following, or in connection with the retirement of any of our employees.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not have any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments upon Termination or Change in Control

We do not have any contract, agreement, plan or arrangement that provides for any payment to any of our Named Executive Officers at, following, or in connection with a termination of the employment of such Named Executive Officer, a change in control of the Company or a change in such Named Executive Officer’s responsibilities.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

         We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Employment Contracts

          We currently have no employment contracts with our officers that have been executed to the year ended April 30, 2016

Stock Option Grants

           We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended April 30, 2016, and we have not granted any stock options since our inception.

Compensation Arrangements

             As of April 30, 2016  We currently have no employment contracts with our officers that have been  executed subsequent to the year ended April 30, 2016. Pursuant to SAB topic 1:B(1) and the last paragraph of SAB 5:T, we are required to report all costs of conducting our business.

             Accordingly, we record the fair value of contributed executive services provided to us at no cost as compensation expense, with a corresponding increase to additional paid-in capital, in the year which the services are provided. We do currently do not have any agreements for the compensation of our consultants.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of April 30, 2016, by: (i) our directors; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1) (#)	Percent of Class(2) (%)
Shim Kyoung Hwa 103-1602 Gogi 3, Sujigu, Yonginsi, Geong, Gido, Korea	Common	3,500,000	34.83%
Shin Dong Hyun 34 Deokcheon-Ro, Manan-Gu, Anyang Si, Gyeonggi Do Korea	Common	3,500,000	34.83%
All Persons as a Group (2 Persons)	Common	7,000,000	69.66%

1.
The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.	Based on 10,050,000 issued and outstanding shares of Common Stock as of April 30, 2016.
Changes in Control

There have been no changes in control

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•         Disclosing such transactions in reports where required;

•         Disclosing in any and all filings with the SEC, where required;

•         Obtaining disinterested directors consent; and

•         Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Shim Kyoung Hwa. is not an independent director because he is an officer of the Company.

According to the NASDAQ definition, Shin Dong Hyun. is not an independent director because he is an officer of the Company

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.
.
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended April 30, 2016	Year Ended April 30, 2015,
Audit fees	$13,500	$5,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$13,500	$5,000

Audit Fees

During the fiscal year ended April 30, 2016, we incurred approximately $13,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended April 30, 2016.

During the fiscal year ended April 30, 2015 we incurred approximately $5,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended April 30, 2016.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended April 30, 2016 and 2015 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $13,400 and $5,000, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended April 30, 2016 and 2015 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended April 30, 2016 and 2015 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0.

ITEM 15.     EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation*
3.2	Bylaws*
14.1	Code of Ethics *.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Incorporated by reference to our Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on July 30, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL QUEST, LTD.
Date:	July 29, 2016	By:	/s/ Shim Kyoung Hwa
Chief Executive Officer and Director
Date:	July 29, 2016	By:	/s/ Shin Dong Hyun
Secretary and Director