Form 10-Q
period 2016-07-31
Global Quest Ltd.
filed 2016-09-08
CIK 1649676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

As of July 31, 2016, there were 10,050,000 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                      CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Global Quest, Ltd.
BALANCE SHEETS

	July 31, 2016 (Unaudited)	April 30, 2016 Audited
ASSETS

Current assets:
Cash	$9,901	$14,401

Total assets	9,901	14,401

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts Payable and Accrued Liabilities	2,731	1,231
Related Party Loan	27,509	27,509
Total liabilities	30,240	28,740

Stockholders' deficit:
Common stock; authorized 100,000,000; 10,050,000 shares at $0.001 par issued and outstanding as of July 31, 2016 and April 30, 2016, respectively	10,050	10,050
Additional Paid in Capital	30,931	30,188
Deficit accumulated	(61,320)	(54,577)
Total stockholders' deficit	(20,339)	(14,339)

Total liabilities and stockholders' deficit	$9,901	$14,401

The accompanying notes are an integral part of these financial statements

Global Quest, Ltd.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Period Ended July 31, 2016	For the Three Month Period Ended July 31, 2015

Operating Expenses:

General and Administrative	$6,000	$14,086
Total Operating Expenses	6,000	14,086

Other Expenses
Interest Expense, net	743	648

Net loss for the period	$(6,743)	$(14,734)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	10,050,000	10,050,000

The accompanying notes are an integral part of these financial statements

Global Quest, Ltd
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months ended July 31, 2016	For the Three Months ended July 31, 2015

Cash flow from operating activities:
Net loss	$(6,743)	$(14,734)
Imputed Interest Expense	743	648
Changes in operating assets and liabilities:
Accounts Payable	1,500	-
Net Cash Used in Operating activities	(4,500)	(14,086)

Cash flows from financing activities:
Proceeds from Related Party Loan	-	26,050
Net cash provided by financing activities	-	26,050

Decrease(Increase) in cash during the period	(4,500)	11,964

Cash, beginning of period	14,401	32,728

Cash, end of period	$9,901	$44,692

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

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

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of July 31, 2016 and April 30, 2015, there were no cash equivalents.

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

Basic and Diluted Earnings (loss) Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the six months ended July 31, 2016, there were no potentially dilutive securities.

Recent Accounting Pronouncements

In January 2015, FASB issued Accounting Standards Update (ASU) No. 201501 Income Statement – Extraordinary and Unusual Items, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary (even if they ultimately would conclude it is not). This also alleviates uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. This update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years.

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

Recent Accounting Pronouncements – Not Adopted

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

GLOBAL QUEST LTD.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

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

NOTE 4 - LOAN FROM RELATED PARTY

As of October 31, 2015 the Company received advances totaling an aggregate of $27,509 from the CEO of the Company, the advance is unsecured, non-interest bearing and is due upon demand giving 30 days written notice to the borrower. The Company has recorded imputed interest of $743 for the three month period ended July 31, 2016.

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

RESULTS OF OPERATIONS

Working Capital

	At July 31, 2016	At April 30, 2016
Current Assets	$9,901	$14,401
Current Liabilities	30,240	28,740
Working Capital	$(20,339)	$(14,339)

Cash Flows

	Three Months Ended July 31, 2016	Three Months Ended July 31, 2015
Cash Flows used in Operating Activities	$(4,500)	$(14,086)
Cash Flows from Financing Activities	$-	$26,050
Net Decrease/ Increase in Cash During Period	$(4,500)	$11,964

The decrease in our working capital at July 31, 2016 from the period ended April 30, 2015 is reflective of the current state of our business development.

As of July 31, 2016, we had cash on hand of $9,901.  Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month period ended July 31, 2016 was $6,743 as compared to operating expenses for the three month period ended July 31, 2015 was $14,734. This was attributed to the decrease in operating expenses for the company.

Liquidity and Capital Resources

As of July 31, 2016, the Company’s cash balance was $9,901.
As of April 30, 2016, the Company’s cash balance was $14,401.

As of July 31, 2016, the Company had total liabilities of $30,240.
                As of April 30, 2016, the Company had total liabilities of $28,740.

As of July 31, 2016, the Company had a working capital of $(20,339).
                As of April 30, 2016, the Company had a working capital deficit of $(14,339)

Cashflow from Operating Activities

During the three month period ended July 31, 2016, the Company used $4,500 of cash for operating activities as compared to the three month period ended July 31, 2015 was $14,086. This was attributed to the decrease in cash used in operating activities for the company.

Cashflow from Financing Activities

 During the three month period ended July 31, 2016, the Company Received $0 of cash from financing activities as compared to the three month period ended July 31, 2015 the Company received $26,050 of cash from financing activities.

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

ITEM 4.                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2016, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      MINE SAFEY DISCLOSURES

        None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on April 21, 2015 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC April 21, 2015 as part of our Registration Statement on Form S-1
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Quest, Ltd.

Dated: September 7, 2016	By: /s/ Shim Kyoung Hwa
Shim Kyoung Hwa
Chief Executive Officer, Chief Financial Officer, President, Secretary and Director