Form 10-Q
period 2016-10-31
Global Quest Ltd.
filed 2016-12-20
CIK 1649676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

As of October 31, 2016, there were 10,050,000 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                      CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Global Quest, Ltd.
BALANCE SHEETS

	October	April
	31, 2016	30, 2016
	(Unaudited)
ASSETS

Current assets:
Cash	$8,297	$14,401

Total assets	8,297	14,401

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts Payable and Accrued Liabilities	3,479	1,231
Related Party Loan	27,509	27,509
Total liabilities	30,988	28,740

Stockholders' deficit:
Common stock; authorized 100,000,000; 10,050,000 shares at $0.001 par value	10,050	10,050
Additional Paid in Capital	31,693	30,188
Deficit accumulated	(64,434)	(54,577)
Total stockholders' deficit	(22,691)	(14,339)

Total liabilities and stockholders' equity	$8,297	$14,401

The accompanying notes are an integral part of these unaudited financial statements

Global Quest, Ltd.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Period Ended October 31, 2016	For the Three Month Period Ended October 31, 2015	For the Six Month Period Ended October 31, 2016	For the Six Month Period Ended October 31, 2015

Operating Expenses:

General and administrative	$2,352	$9,340	$8,351	$23,426
Total Operating Expenses	2,352	9,340	8,351	23,426

Other Expenses
Interest Expense, net	761	671	1,499	1,319

Net loss for the period	$(3,113)	$(10,011)	$(9,850)	$(24,745)

Net loss per share:
Basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding:
Basic and diluted	10,050,000	10,050,000	10,050,000	10,050,000

The accompanying notes are an integral part of these unaudited financial statements

Global Quest, Ltd
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months ended October 31, 2016	For the Six Months ended October 31, 2015

Cash flow from operating activities:
Net loss	$(9,850)	$(24,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed Interest Expense	1,499	1,319
Changes in operating assets and liabilities:
Accounts Payable and Accrued Liabilities	2,247	-
Net Cash Used in Operating activities	(6,104)	(23,426)

Cash flows from financing activities:
Proceeds from Related Party Loan		26,390
Net cash provided by financing activities	-	26,390

Decrease in cash during the period	(6,104)	2,964

Cash, beginning of period	14,401	32,728

Cash, end of period	$8,297	$35,692

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

GLOBAL QUEST,  LTD.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -ORGANIZATION AND BASIS OF PRESENTATION

Global Quest Ltd. (the "Company") was incorporated in the State of Nevada on January 16, 2015. The Company was organized to develop a website in the Culinary Arts Industry.

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company.

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of October 31, 2016 and April 30, 2016, there were no cash equivalents.

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

GLOBAL QUEST,  LTD.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
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

Basic and Diluted Earnings (loss) Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the six months ended October 31, 2016 and 2015, there were no potentially dilutive securities.

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

GLOBAL QUEST,  LTD.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

NOTE 4 - LOAN FROM RELATED PARTY

As of October 31, 2016 and April 30, 2016, the Company received advances totaling an aggregate of $27,509 from the CEO of the Company, the advance is unsecured, non-interest bearing and is due upon demand giving 30 days written notice to the borrower. The Company has recorded imputed Interest of $761 for the three month period ended October 31, 2016.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Working Capital
	At October 31, 2016	At April 30, 2016
Current Assets	$8,297	$14,401
Current Liabilities	30,988	28,740
Working Capital	$(22,691)	$(14,339)

Cash Flows

	Six Months Ended October 31, 2016	Six Months Ended October 31, 2015
Cash Flows used in Operating Activities	$(6,104)	$(23,426)
Cash Flows From Financing Activities	-	$26,390
Net Decrease/ Increase in Cash During Period	$(6,104)	$2,964

The decrease in our working capital at October 31, 2016 from the period ended April 30, 2016 is reflective of the current state of our business development.

As of October 31, 2016, we had cash on hand of $8,297.  Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss
Operating expenses for the three month period ended October 31, 2016 was $2,352 as compared to operating expenses for the three month period ended October 31, 2015 was $9,340. This was attributed to the decrease in operating expenses for the Company, due to the Company’s inability to raise the necessary funds to meet operating expenses.

Operating expenses for the nine month period ended October 31, 2016 was $8,351 as compared to operating expenses for the nine month period ended October 31, 2015 was $23,426. This was attributed to the decrease in operating expenses for the Company, due to the Company’s inability to raise the necessary funds to meet operating expenses.

Liquidity and Capital Resources

As of October 31, 2016, the Company’s cash balance was $8,297 compared to $14,401 as at April 30, 2016 and its total assets were $8,297 compared with $14,401 as at April 30, 2016. The decrease in total assets is attributed to the decreased costs associated with ongoing reporting requirements and the Company’s inability to raise funds.

As of October 31, 2016, the Company had total liabilities of $30,988 compared with total liabilities of $28,740 as at April 30, 2016. The change in total liabilities was attributed to increases in accounts payable due to the Company’s inability to raise funds.

As of October 31, 2016, the Company had a working capital deficit of $(22,691) compared with $(14,339) as of April 30, 2016. The increase in working capital deficit was attributed increases in accounts payable and the costs associated with ongoing reporting requirements.

Cashflow from Operating Activities

During the six month period ended October 31, 2016, the Company used $6,104 of cash for operating activities. This was attributed to the decrease in operating expenses for the Company, due to the Company’s inability to raise the necessary funds to meet their ongoing operating expenses.

During the six month period ended October 31, 2015, the Company used $23,426 of cash for operating activities. This was attributed to the operating expenses for the Company, in conjunction with their ongoing operating expenses and reporting requirements.

Cashflow from Financing Activities

During the six month period ended October 31, 2016, the Company received $0 of cash from financing activities.

During the six month period ended October 31, 2015, the Company received $26,390 of cash from financing activities. This was received from advances from our directors

Off-Balance Sheet Arrangements

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

ITEM 4.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2016, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Global Quest, Ltd.

Dated: December 20, 2016	By: /s/ Shim Kyoung Hwa
Shim Kyoung Hwa
Chief Executive Officer, Chief Financial Officer, President, Secretary and Director