Form 10-Q
period 2017-01-31
Global Quest Ltd.
filed 2017-03-15
CIK 1649676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

As of January 31, 2017, there were 10,050,000 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I – Financial Information

Item 1	Financial Statements (Unaudited)	F-1
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3	Quantitiative and Qualitative Disclosures About Market Risk
Item 4	Controls and Procedures	5

	PART II – Other Information

Item 1	Legal Proceedings
Item 1A	Risk Factors	6
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 3	Defaults Upon Senior Securities	6
Item 4	Mine Safety Disclosures	6
Item 5	Other Information	6
Item 6	Exhibits	7
	SIGNATURES	8

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

PART I - FINANCIAL INFORMATION

ITEM 1.               CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Global Quest, Ltd.
BALANCE SHEETS

	January	April
	31, 2017	30, 2016
	(Unaudited)
ASSETS

Current assets:
Cash	$4,550	$14,401

Total assets	4,550	14,401

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts Payable and Accrued Liabilities	2,084	1,231
Related Party Loan	28,359	27,509
Total liabilities	30,443	28,740

Stockholders' deficit:
Common stock; authorized 100,000,000; 10,050,000 shares at $0.001 par value	10,050	10,050
Additional Paid in Capital	32,479	30,188
Accumulated Deficit	(68,422)	(54,577)
Total stockholders' deficit	(25,893)	(14,339)

Total liabilities and stockholders' deficit	$4,550	$14,401

The accompanying notes are an integral part of these unaudited financial statements

Global Quest, Ltd.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Period Ended January 31, 2017	For the Three Month Period Ended January 31, 2016	For the Nine Month Period Ended January 31, 2017	For the Nine Month Period Ended January 31, 2016

Operating Expenses:
General and administrative	$3,203	$3,710	$11,554	$27,135
Total Operating Expenses	3,203	3,710	11,554	27,135

Other Expenses
Interest Expense, net	786	696	2,291	2,015

Net loss for the period	$(3,989)	$(4,406)	$(13,845)	$(29,150)

Net loss per share:
Basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding:
Basic and diluted	10,050,000	10,050,000	10,050,000	10,050,000

The accompanying notes are an integral part of these unaudited financial statements

Global Quest, Ltd
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months ended January 31, 2017	For the Nine Months ended January 31, 2016

Cash flow from operating activities:
Net loss	$(13,845)	$(29,150)
Adjustments to reconcile net loss to net cash used in operating activities
Imputed Interest Expense	2,291	2,015
Changes in operating assets and liabilities:
Accounts Payable and Accrued Liabilities	853	-
Net Cash Used in Operating activities	(10,701)	(27,135)

Cash flows from financing activities:
Proceeds from Related Party Loan	850	26,390
Net cash provided by financing activities	850	26,390

Decrease in cash during the period	(9,851)	(745)

Cash, beginning of period	14,401	32,728

Cash, end of period	$4,550	$31,983

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

GLOBAL QUEST,  LTD.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -ORGANIZATION AND BASIS OF PRESENTATION

Global Quest Ltd. (the "Company") was incorporated in the State of Nevada on January 16, 2015. The Company was organized to develop a website and other IT applications in the Culinary Arts Industry and has not produced any revenue from its business.

The accompanying unaudited condensed financial statements of Global Quest, Ltd. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended January 31, 2017 are not necessarily indicative of the results that may be expected for the year ending April 30, 2017.

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed  financial statements, the Company has incurred recurring net losses. For the three months ended January 31, 2017, the Company recorded a net loss of $3,989, used cash to fund operating activities of $3,203, and at January 31, 2017, had a shareholders’ deficit of $68,422. These factors create substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company's management plans to continue as a going concern revolve around its ability to develop its current business plan, as well as raise necessary capital to pay ongoing general and administrative expenses of the Company.  The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company's plan.  There is no assurance that the Company will be successful in raising the additional capital or in achieving profitable operations. To date the Company has been un successful in raising additional funds.

Our cash needs for the three months ended January 31, 2017 were primarily met by existing funds and a short-term loan payable of $850. As of January 31, 2017, we had a cash balance of $4,550.  Our majority shareholder is providing all of our working capital and will continue to do so until at least April 30, 2017.

GLOBAL QUEST,  LTD.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of January 31, 2017 and April 30, 2016, there were no cash equivalents.

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

Basic and Diluted Earnings (loss) Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the nine months ended January 31, 2017 and 2016, there were no potentially dilutive securities.

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

GLOBAL QUEST,  LTD.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

The amendments in this Update are effective for the annual period ending after April 30, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are evaluating the effect, if any, adoption of ASU 2014-15 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 - LOAN FROM RELATED PARTY

As of January 31, 2017, and April 30, 2016, the Company received advances totaling an aggregate of $28,359 and $27,509 respectively from the CEO of the Company, the advance is unsecured, non-interest bearing and is due upon demand giving 30 days written notice to the borrower. The Company has recorded imputed interest for the three and nine month periods ended January 31, 2017 of $786 and $2,291 respectively. The Company has recorded imputed interest for the three and nine month periods ended January 31, 2016 of $696 and $2,015 respectively.

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

RESULTS OF OPERATIONS

Working Capital
	At January 31, 2017	At April 30, 2016
Current Assets	$4,550	$14,401
Current Liabilities	30,443	28,740
Working Capital	$(25,893)	$(14,339)

Cash Flows

	Nine Months Ended January 31, 2017	Nine Months Ended January 31, 2016
Cash Flows used in Operating Activities	$(10,701)	$(27,135)
Cash Flows From Financing Activities	$850	$26,390
Net Decrease/ Increase in Cash During Period	$(9,851)	$(745)

The decrease in our working capital at January 31, 2017 from the period ended April 30, 2016 is reflective of the current state of our business development.

As of January 31, 2017, we had cash on hand of $4,550.  Since our inception, we have used our common stock to raise money for our operations and for development of our current business plan. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month period ended January 31, 2017 was $3,203 as compared to operating expenses for the three month period ended January 31, 2016 was $3,710. This was attributed to the decrease in operating expenses for the Company, due to the Company’s inability to raise the necessary funds to meet operating expenses.

Operating expenses for the nine month period ended January 31, 2017 was $11,554 as compared to operating expenses for the nine month period ended January 31, 2016 was $27,135. This was attributed to the decrease in operating expenses for the Company, due to the Company’s inability to raise the necessary funds to meet operating expenses.

Liquidity and Capital Resources

As of January 31, 2017, the Company’s cash balance was $4,550 compared to $14,401 as at April 30, 2016 and its total assets were $4,550 compared with $14,401 as at April 30, 2016. The decrease in total assets is attributed to the decreased costs associated with ongoing reporting requirements and the Company’s inability to raise funds.

As of January 31, 2017, the Company had total liabilities of $30,443 compared with total liabilities of $28,740 as at April 30, 2016. The change in total liabilities was attributed to increases in accounts payable due to the Company’s inability to raise funds.

As of January 31, 2017, the Company had a working capital deficit of $(25,893) compared with $(14,339) as of April 30, 2016. The increase in working capital deficit was attributed increases in accounts payable and the costs associated with ongoing reporting requirements.

Cashflow from Operating Activities

During the nine month period ended January 31, 2017, the Company used $10,701 of cash for operating activities. This was attributed to the decrease in operating expenses for the Company, due to the Company’s inability to raise the necessary funds to meet their ongoing operating expenses.

During the nine month period ended January 31, 2016, the Company used $27,135 of cash for operating activities. This was attributed to the operating expenses for the Company, in conjunction with their ongoing operating expenses and reporting requirements.

Cashflow from Financing Activities

During the nine month period ended January 31, 2017, the Company received $850 of cash from financing activities.

During the nine month period ended January 31, 2016, the Company received $26,390 of cash from financing activities. This amount was received from advances from our directors and officers.

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

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and current development activities.

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

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2017, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Global Quest, Ltd.

Dated: March 15, 2017	By: /s/ Shim Kyoung Hwa
Shim Kyoung Hwa
Chief Executive Officer, Chief Financial Officer, President, Secretary and Director